Form 10-K
period 1996-12-31
CWMBS INC RES ASST SC TR 1996-A6 MT PS TH CT SR 1996-J
filed 1997-03-31
CIK 1036788

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 1996

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to


                      Commission file number:  33-84910


                                 CWMBS, Inc.
                Residential Asset Securitization Trust 1996-A6
              Mortgage Pass-Through Certificates, Series 1996-J
            (Exact name of Registrant as specified in its charter)


              Delaware                                     13-3755394
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

     c/o The Bank of New York
         101 Barclay Street
         New York, New York                                  10286
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (212) 815-2793

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1996: Not applicable



                     DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

                      *                *               *

     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled Residential Asset Securitization Trust 1996-A6 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of August 1, 1996 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Independent National Mortgage Corporation, as master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 1996-J (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I


ITEM 1.   BUSINESS

          Not applicable.  See the Relief Letter.

ITEM 2.   PROPERTIES

          Not applicable.  See the Relief Letter.

ITEM 3.   LEGAL PROCEEDINGS

          There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II


ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

          (a)  There   is  no  established  public  trading  market  for  the
               Certificates.

          (b) As of December 31, 1996, there were four (4) holders of record of the Certificates.

          (c)  Not  applicable.     (Information   as  to  distributions   to
               Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)



ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.  See the Relief Letter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.  See the Relief Letter.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.  See the Relief Letter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  Not applicable.  See the Relief Letter.

          (b)  Not applicable.  See the Relief Letter.

          (c)  Not applicable.  See the Relief Letter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable.  See the Relief Letter.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). Both the Annual Statement of the Master Servicer and the Annual Report of the Firm of Accountants are attached as Exhibits 99.1 and 99.2, respectively, to this Report.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Exhibit   3(i):    Copy   of  Company's   Certificate  of
                    Incorporation  (Filed  as  an   Exhibit  to  Registration
                    Statement on Form S-11 (File No. 33-73504)).

                    Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-73504)).

                    Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 18, 1996).

                    Exhibit 99.1:  Annual Statement of the Master Servicer.

                    Exhibit 99.2:  Annual Report of the Firm of Accountants.

          (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

               Date of Current Report             Item Reported

               October 25, 1996                   Monthly report sent to
                                                  Certificateholders with the
                                                  October 1996 distribution

               November 25, 1996                  Monthly   report  sent   to
                                                  Certificateholders with the
                                                  November 1996 distribution

               December 25, 1996                  Monthly   report  sent   to
                                                  Certificateholders with the
                                                  December 1996 distribution

          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable.  See the Relief Letter.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED  WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No  such  annual  report,  proxy  statement,  form  of  proxy  or  other
soliciting  material has  been sent  to Certificateholders.   See  the Relief
Letter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CWMBS, INC., RESIDENTIAL ASSET SECURITIZATION TRUST 1996-A6, MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-J

                         By:  The Bank of New York,
                              as Trustee*


                         By:  /s/ Leslie A. Gaskill
                              Name:  Leslie A. Gaskill
                              Title: Assistant Treasurer

                         Date:  March 27, 1997


* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                EXHIBIT INDEX


                                                                   Sequential
Exhibit   Document                                                Page Number


3(i)      Company's  Certificate  of  Incorporation  (Filed  as  an
          Exhibit  to Registration Statement on Form S-11 (File No.
          33-73504))  . . . . . . . . . . . . . . . . . . . . . . . . . . . *

3(ii)     Company's  By-laws  (Filed  as  an  Exhibit  to
          Registration Statement  on Form S-11  (File No.
          33-73504)) . . . . . . . . . . . . . . . . . . . . . . . . . . . .*

4         Pooling and  Servicing Agreement  (Filed as  part of  the
          Company's Current Report  on Form 8-K filed  on September
          18, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

99.1      Annual Statement of the Master Servicer . . . . . . . . . . . .  10

99.2      Annual Report of the Firm of Accountants  . . . . . . . . . . .  12

*    Incorporated herein by reference.


                                 Exhibit 99.1

                             INDEPENDENT NATIONAL
                             MORTGAGE CORPORATION


                            OFFICERS' CERTIFICATE
                   ANNUAL STATEMENT OF THE MASTER SERVICER


                                 CWMBS, INC.
                RESIDENTIAL ASSET SECURITIZATION TRUST 1996-A6
              MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-J


     The undersigned do hereby certify that they are each an officer of Independent National Mortgage Corporation (the "Master Servicer") and do hereby further certify pursuant to Section 3.19 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

     (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision;

     (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year; and

     (iii) To the best of our knowledge, each Servicer has fulfilled all its obligations under its Servicing Agreement throughout such year (capitalized terms used in this subparagraph (iii) shall have the meanings assigned to such terms in the Agreement).



/s/ Blair Abernathy                          Dated: 1/17/97
BLAIR ABERNATHY
EXECUTIVE VICE PRESIDENT


/s/ Barbara Perez                            Dated: 1/17/97
BARBARA PEREZ
VICE PRESIDENT

                                 Exhibit 99.2

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Independent National Mortgage Corporation

We have examined management's assertion about Independent National Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) in its capacity as a Master Servicer as of and for the year ended December 31, 1996 included in the accompanying management assertion. Management is responsible for Independent National Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Independent National Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on Independent National Mortgage Corporation compliance with the minimum servicing standards.

In our opinion, management's assertion that Independent National Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996 is fairly stated, in all material respects.



/s/ Grant Thornton LLP


Los Angeles, California
February 21, 1997

(LOGO)Indy Mac      35 North Lake Avenue    800.669.2300
      and           Pasadena, CA 91101      http://www.indymac.com
      Affiliates



February 21, 1997

Grant Thornton LLP
100 Wilshire Blvd., Suite 700
Los Angeles, CA 90017


As of and for the year ended December 31, 1996, Independent National Mortgage Corporation has complied in all material respects with the minimum servicing standards, in its capacity as a Master Servicer; as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
                                 --------------------------------------
Mortgage Bankers.  As of and for this same period, Independent National
-----------------
Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000 and $5,000,000, respectively.




     /s/ Michael Perry                  /s/ James Gross
     -----------------------------      -----------------------------
     Michael Perry,                     James Gross,
     President and                      Executive Vice President and
     Chief Executive Officer            Chief Financial Officer